Form 10-K
period 2002-12-31
DAIMLERCHRYSLER AUTO TRUST 2002-C
filed 2003-03-31
CIK 1166758

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K



[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

        For the fiscal year ended     December 31, 2002
                                  ------------------------

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

        For the transition period from              to
                                       ------------    ------------

Commission file number: 333-75942-03
                        ------------



                        DAIMLERCHRYSLER AUTO TRUST 2002-C
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        State of Delaware                                   26-6013712
--------------------------------------------------------------------------------
 (State or other jurisdiction of                        (I.R.S.  Employer
  incorporation or organization)                       Identification No.)


  1201 Market Street, Wilmington, Delaware                       19801
--------------------------------------------------------------------------------
  (Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code          (248) 427-2565
                                                   ----------------------------

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes     No X
                                       ---    ---

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. None
         ----

                                     PART I.

ITEM 1.  BUSINESS

DaimlerChrysler Auto Trust 2002-C (the "Trust") was formed under the laws of Delaware pursuant to an Amended and Restated Trust Agreement dated as of October 1, 2002, among DaimlerChrysler Retail Receivables LLC ("DCRR"), DaimlerChrysler Services North America LLC ("DCS" and "Servicer"), and Chase Manhattan Bank USA, National Association, acting thereunder not in its individual capacity but solely as trustee of the Trust.

On October 25, 2002, the Trust issued $380,000,000 aggregate principal amount of 1.79% Asset Backed Notes, Class A-1 (the "Class A-1 Notes"), $700,000,000 aggregate principal amount of 2.07% Asset Backed Notes, Class A-2 (the "Class A-2 Notes"), $550,000,000 aggregate principal amount of 2.56% Asset Backed Notes, Class A-3 (the "Class A-3 Notes"), and $372,000,000 aggregate principal amount of 3.09% Asset Backed Notes, Class A-4 (the "Class A-4 Notes" and together with the Class A-1 Notes, the Class A-2 Notes and the Class A-3 Notes, the "Notes"). The Notes were issued pursuant to an Indenture dated as of October 1, 2002, between the Trust and Citibank, N.A. (the "Indenture Trustee"). The assets of the Trust include a pool of motor vehicle retail installment sale contracts ("Receivables"), secured by security interests in the motor vehicles financed thereby and including certain monies due or received thereunder on or after October 9, 2002, transferred to the Trust by DCS on October 25, 2002. The Notes are secured by the assets of the Trust pursuant to the Indenture. The Trust also issued $67,366,000 aggregate principal amount of Asset Backed Certificates (the "Certificates" and, together with the Notes, the "Securities"). The Certificates represent fractional undivided interests in the Trust. The Class A-1 Notes and Certificates were not offered publicly and certificates will initially be held by the Servicer, which may thereafter sell the Certificates. The Certificates will not bear interest and no principal will be paid until the Notes have been paid in full.

The Trust has no employees.

The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of the SEC Internet site is http://www.sec.gov.

The Internet address for obtaining free of charge the Trust's annual report on Form 10-K and current reports on Form 8-K and amendments (if any) filed or furnished pursuant to Section 13(a) and 15(d) of the Exchange Act as soon as reasonably practicable after such material is electronically filed with the SEC is http://investor.chryslerfinancial.com.

ITEM 2.  PROPERTIES

There is nothing to report with regard to this item.

ITEM 3.  LEGAL PROCEEDINGS

There is nothing to report with regard to this item.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There is nothing to report with regard to this item.

                                    PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is nothing to report with regard to this item.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data has been omitted since the required information is included in the financial statements or notes thereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The Trust was formed under the laws of Delaware pursuant to an Amended and Restated Trust Agreement dated as of October 1, 2002, among DCRR, DCS, and Chase Manhattan Bank USA, National Association, acting thereunder not in its individual capacity but solely as trustee of the Trust.

On October 25, 2002, the Trust issued $380,000,000 aggregate principal amount of 1.79% Asset Backed Notes, Class A-1 (the "Class A-1 Notes"), $700,000,000 aggregate principal amount of 2.07% Asset Backed Notes, Class A-2 (the "Class A-2 Notes"), $550,000,000 aggregate principal amount of 2.56% Asset Backed Notes, Class A-3 (the "Class A-3 Notes"), and $372,000,000 aggregate principal amount of 3.09% Asset Backed Notes, Class A-4 (the "Class A-4 Notes" and together with the Class A-1 Notes, the Class A-2 Notes and the Class A-3 Notes, the "Notes"). The Notes were issued pursuant to an Indenture dated as of October 1, 2002, between the Trust and Citibank, N.A, (the "Indenture Trustee"). The assets of the Trust include a pool of motor vehicle retail installment sale contracts ("Receivables"), secured by security interests in the motor vehicles financed thereby and including certain monies due or received thereunder on or after October 9, 2002, transferred to the Trust by DCS on October 25, 2002. The Notes are secured by the assets of the Trust pursuant to the Indenture. The Trust also issued $67,366,000 aggregate principal amount of Asset Backed Certificates (the "Certificates" and, together with the Notes, the "Securities"). The Certificates represent fractional undivided interests in the Trust. The Class A-1 Notes and Certificates were not offered publicly and certificates will initially be held by the Servicer, which may thereafter sell the Certificates. The Certificates will not bear interest and no principal will be paid until the Notes have been paid in full.

DCS services the Receivables in the Trust for an annual fee of 1% of the outstanding receivables balance.

The Trust has no employees.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There is nothing to report with regard to this item.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        DAIMLERCHRYSLER AUTO TRUST 2002-C
                   STATEMENT OF ASSETS, LIABILITIES AND EQUITY
                         ARISING FROM CASH TRANSACTIONS
                                DECEMBER 31, 2002
                            (in millions of dollars)



ASSETS

Cash and Cash Equivalents (Note 1)              $     64.2

Receivables (Note 2)                               2,085.6
                                                ----------

TOTAL ASSETS                                    $  2,149.8
                                                ==========


LIABILITIES AND EQUITY

Amounts Held for Future Distribution (Note 1)   $    186.7

Asset Backed Securities (Notes 2 and 3)            1,963.1
                                                ----------

TOTAL LIABILITIES AND EQUITY                    $  2,149.8
                                                ==========





See Notes to Financial Statements

                        DAIMLERCHRYSLER AUTO TRUST 2002-C
                  STATEMENT OF CASH RECEIPTS AND DISBURSEMENTS
      FOR THE PERIOD OCTOBER 1, 2002 (INCEPTION) THROUGH DECEMBER 31, 2002
                            (in millions of dollars)





CASH RECEIPTS


Proceeds from Sale of Asset Backed Securities        $2,069.4

Collections of Principal & Interest, and Other          179.3
                                                     --------

TOTAL CASH RECEIPTS                                   2,248.7
                                                     --------


CASH DISBURSEMENTS

Purchase of Receivables                               2,069.4

Distribution of Principal & Interest, and Other         115.1
                                                     --------

TOTAL CASH DISBURSEMENTS                              2,184.5
                                                     --------

CASH RECEIPTS IN EXCESS OF CASH DISBURSEMENTS            64.2

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          0.0
                                                     --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD           $   64.2
                                                     ========





See Notes to Financial Statements

                        DAIMLERCHRYSLER AUTO TRUST 2002-C
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING

The financial statements of the Trust are prepared on the basis of cash receipts and disbursements, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America. The primary difference from the accrual basis to this basis is that the financial statements do not record accrued interest receivable on the Receivables, or accrued interest payable on the Notes from the most recent Distribution Date to the balance sheet date.

CASH AND CASH EQUIVALENTS

Short-term instruments with a maturity of less than three months when purchased are considered to be cash equivalents. The Trust received certain cash deposits from DaimlerChrysler Services North America LLC ("DCS and "Servicer"), which are held as liquidity and credit enhancement reserves and invested in short-term instruments. Under the Sale and Servicing Agreement dated as of October 1, 2002,the servicer is required to convey principal and interest collections to the Trust on a monthly basis except when commingling conditions cease to be met under the Sale and Servicing Agreement.

AMOUNTS HELD FOR FUTURE DISTRIBUTION

Amounts Held for Future Distribution represent certain short-term investments held for future distributions to Noteholders and for liquidity and credit enhancement reserves. Amounts held for liquidity and credit enhancement reserves which are not utilized for future distributions to Noteholders will be distributed to DaimlerChrysler Retail Receivables LLC ("DCRR").

SERVICING

DCS services the Receivables in the Trust for an annual fee of 1% of the outstanding receivables balance.

NOTE 2 - SALE OF ASSET BACKED SECURITIES

The Trust was formed under the laws of Delaware pursuant to an Amended and Restated Trust Agreement dated as of October 1, 2002, among DCRR, DCS, and Chase Manhattan Bank USA, National Association, acting thereunder not in its individual capacity but solely as trustee of the Trust.

On October 25, 2002, the Trust issued $380,000,000 aggregate principal amount of 1.79% Asset Backed Notes, Class A-1 (the "Class A-1 Notes"), $700,000,000 aggregate principal amount of 2.07% Asset Backed Notes, Class A-2 (the "Class A-2 Notes"), $550,000,000 aggregate principal amount of 2.56% Asset Backed Notes, Class A-3 (the "Class A-3 Notes"), and $372,000,000 aggregate principal amount of 3.09% Asset Backed Notes, Class A-4 (the "Class A-4 Notes" and together with the Class A-1 Notes, the Class A-2 Notes and the Class A-3 Notes, the "Notes"). The Notes were issued pursuant to an Indenture dated as of October 1, 2002, between the Trust and Citibank, N. A, (the "Indenture Trustee"). The assets of the Trust include a pool of motor vehicle retail installment sale contracts ("Receivables"), secured by security interests in the motor vehicles financed thereby and including certain monies due or received thereunder on or after October 9, 2002, transferred to the Trust by DCS on October 25, 2002. The Notes are secured by the assets of the Trust pursuant to the Indenture. The Trust also issued $67,366,000 aggregate principal amount of Asset Backed Certificates (the "Certificates" and, together with the Notes, the "Securities"). The Certificates represent fractional undivided interests in the Trust. The Class A-1 Notes and Certificates were

                       DAIMLERCHRYSLER AUTO TRUST 2002-C
                         NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SALE OF ASSET BACKED SECURITIES (continued)

not offered publicly and certificates will initially be held by the Servicer, which may thereafter sell the Certificates. The Certificates will not bear interest and no principal will be paid until the Notes have been paid in full.

NOTE 3 - PRINCIPAL AND INTEREST PAYMENTS

Interest on the Notes will accrue at the respective fixed per annum interest rates specified above. Interest on the Notes will generally be payable on the 8th day of each month or, if any such day is not a Business Day, on the next succeeding Business Day (each, a "Distribution Date"), commencing December 9, 2002. Principal on the Notes will be payable on each Distribution Date to the extent described in the Prospectus Supplement dated October 15, 2002, and the Prospectus dated October 15, 2002 (collectively, the "Prospectus"); however, no principal payments will be made (i) on the Class A-2 Notes until the Class A-1 Notes have been paid in full, (ii) on the Class A-3 Notes until the Class A-2 Notes have been paid in full, or (iii) on the Class A-4 Notes until the Class A-3 Notes have been paid in full. Each class of Notes will be payable in full on the applicable final scheduled Distribution Date as set forth in the Prospectus. However, payment in full of a class of Notes could occur earlier than such dates as described in the Prospectus. In addition, the Class A-4 Notes will be subject to redemption in whole, but not in part, on any Distribution Date on which the Servicer exercises its option to purchase the Receivables. The Servicer may purchase the Receivables when the aggregate principal balance of the Receivables shall have declined to 10% or less of the initial aggregate principal balance of the Receivables purchased by the Trust.

NOTE 4 - FEDERAL INCOME TAXES

In the opinion of outside legal counsel, for federal income tax purposes, the Notes will be characterized as debt, and the Trust will not be characterized as an association (or a publicly traded partnership) taxable as a corporation. Therefore no provision for federal income tax has been recorded.

NOTE 5 - FINANCIAL INSTRUMENTS

The estimated fair values of financial instruments have been determined using available market information and valuation methodologies as described below. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

                       DAIMLERCHRYSLER AUTO TRUST 2002-C
                         NOTES TO FINANCIAL STATEMENTS

NOTE 5 - FINANCIAL INSTRUMENTS (continued)

The carrying amounts and estimated fair values of the Trust's financial instruments at December 31, 2002 were as follow (in millions of dollars):


                                                  Carrying            Fair
                                                   Amount             Value
                                                   ------             -----
Cash and Cash Equivalents                        $    64.2          $    64.2
Receivables                                      $ 2,085.6          $ 2,028.2
Amounts Held for Future Distribution             $   186.7          $   196.7
Asset Backed Securities                          $ 1,963.1          $ 1,970.3



Assumptions and Methodologies

The carrying value of cash and cash equivalents approximates fair value due to the short maturity of these instruments.

The fair value of receivables was estimated by discounting expected cash flows using rates of loans with similar maturities at December 31, 2002.

The fair value of Amounts Held for Future Distribution was estimated at carrying value for certain short-term investments and amounts to be distributed to DCRR were estimated by discounting expected cash flows.

The fair value of Asset Backed Securities was estimated using quoted market prices.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There is nothing to report with regard to this item.

                          INDEPENDENT AUDITORS' REPORT


The Manager and Member
DaimlerChrysler Services North America LLC:


We have audited the accompanying statement of assets, liabilities and equity arising from cash transactions of the DaimlerChrysler Auto Trust 2002-C (the "Trust") as of December 31, 2002, and the related statement of cash receipts and disbursements for the period October 1, 2002 (inception) through December 31, 2002. These financial statements are the responsibility of the management of DaimlerChrysler Services North America LLC, servicer of the Trust. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in Note 1, these financial statements were prepared on the basis of cash receipts and disbursements, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and equity arising from cash transactions of the DaimlerChrysler Auto Trust 2002-C as of December 31, 2002, and its cash receipts and disbursements for the period October 1, 2002 (inception) through December 31, 2002 on the basis of accounting described in
Note 1.


/s/ KPMG LLP

Detroit, Michigan
March 20, 2003

                                    PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

There is nothing to report with regard to this item.

ITEM 11. EXECUTIVE COMPENSATION

There is nothing to report with regard to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

There is nothing to report with regard to this item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There is nothing to report with regard to this item.


                                    PART IV.


ITEM 14. CONTROLS AND PROCEDURES

Registration is on Asset Backed Issuer and is not required to disclose the information required by this item.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      The following documents are filed as a part of this report:

(1)      Financial Statements

     Financial statements for DaimlerChrysler Auto Trust 2002-C as follows:

     Statement of Assets, Liabilities and Equity Arising from Cash Transactions
     - December 31, 2002 (page 4 of this report)

     Statement of Cash Receipts and Disbursements for the period October 1, 2002 (inception) through December 31, 2002 (page 5 of this report)

     Notes to Financial Statements (pages 6, 7, and 8 of this report)

     Independent Auditors' Report (page 9 of this report)

(2)      Financial Statement Schedules

     All financial statement schedules have been omitted because the information to be provided therein is included in the financial statements or the notes thereto.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (continued)

(3)  EXHIBITS

   EXHIBIT
   NUMBER           DESCRIPTION OF EXHIBIT
   ------           ----------------------
   3                Purchase Agreement, dated as of October 1, 2002, between
                    DaimlerChrysler Retail Receivables LLC and DaimlerChrysler
                    Services North America LLC. Filed as Exhibit 3 to DCS's
                    Current Report on Form 8K dated November 7, 2002 and incorporated herein by reference.

   4.1 Amended and Restated Trust Agreement, dated as of October 1, 2002, among DaimlerChrysler Retail Receivables LLC, DaimlerChrysler Services North America LLC and Chase Manhattan Bank USA, National Association, as Owner Trustee. Filed as Exhibit 4.1 to DCS's Current Report on Form 8K dated November 7, 2002 and incorporated herein by reference.

   4.2 Indenture, dated as of October 1, 2002, between DaimlerChrysler Auto Trust 2002-C and Citibank, N. A, as Indenture Trustee. Filed as Exhibit 4.2 to DCS's Current Report on Form 8K dated November 7, 2002 and incorporated herein by reference.

   4.3 Sale and Servicing Agreement, dated as of October 1, 2002, between DaimlerChrysler Auto Trust 2002-C and
                    DaimlerChrysler Services North America LLC. Filed as Exhibit
                    4.3 to DCS's Current Report on Form 8K dated November 7, 2002 and incorporated herein by reference.

   99.1 Annual Servicer's Certificate for the year ended December 31, 2002, and Independent Accountant's Report.

   99.2 Monthly Servicer Report for the Trust for December 2002 setting forth information as of year-end 2002.



(b) The following reports on Form 8-K were filed by the Trust during the period for which this report is filed:


                                                                      Financial
Date of Report          Date Filed                 Item Nos.          Statements
--------------          ----------                 ---------          ----------
November 7, 2002        November 7, 2002           5                  No
December 9, 2002        December 17, 2002          5                  No


                        DAIMLERCHRYSLER AUTO TRUST 2002-C

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                DaimlerChrysler Auto Trust 2002-C
                                (Registrant)
                       By:      DaimlerChrysler Services North America LLC,
                                as Servicer


                       By:    /s/ D. H. Olsen
                           ------------------------------------------
                                D. H. Olsen, Vice President and Chief
                                Financial Officer

Date: March 26, 2003


                                  CERTIFICATION


I, D. H. Olsen, the Vice President and Chief Financial Officer of
DaimlerChrysler Services North America LLC, the Servicer of DaimlerChrysler Auto Trust 2002-C, certify that:

1. I have reviewed this annual report on Form 10-K and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of DaimlerChrysler Auto Trust 2002-C;

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

4. I am responsible for reviewing the activities performed by the servicer under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under that agreement; and

5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

Date: March 26, 2003

                                  /s/ D. H. Olsen
                                 -----------------------------------------
                                 D. H. Olsen
                                 Vice President and Chief Financial Officer
                                 DaimlerChrysler Services North America LLC,
                                 as Servicer of DaimlerChrysler Auto
                                 Trust 2002-C


Supplemental Information to be furnished with reports filed pursuant to Section 15(d) of the Act by Registrants which have not registered securities pursuant to
Section 12 of the Act.

No annual report or proxy material has been sent to security holders.

                        DAIMLERCHRYSLER AUTO TRUST 2002-C

                                  EXHIBIT INDEX

   EXHIBIT
   NUMBER           DESCRIPTION OF EXHIBIT
   ------           ----------------------
   3                Purchase Agreement, dated as of October 1, 2002, between
                    DaimlerChrysler Retail Receivables LLC and DaimlerChrysler
                    Services North America LLC. Filed as Exhibit 3 to DCS's
                    Current Report on Form 8K dated November 7, 2002 and incorporated herein by reference.

   4.1 Amended and Restated Trust Agreement, dated as of October 1, 2002, among DaimlerChrysler Retail Receivables LLC, DaimlerChrysler Services North America LLC and Chase Manhattan Bank USA, National Association, as Owner Trustee. Filed as Exhibit 4.1 to DCS's Current Report on Form 8K dated November 7, 2002 and incorporated herein by reference.

   4.2 Indenture, dated as of October 1, 2002, between DaimlerChrysler Auto Trust 2002-C and Citibank, N. A, as Indenture Trustee. Filed as Exhibit 4.2 to DCS's Current Report on Form 8K dated November 7, 2002 and incorporated herein by reference.

   4.3 Sale and Servicing Agreement, dated as of October 1, 2002, between DaimlerChrysler Auto Trust 2002-C and
                    DaimlerChrysler Services North America LLC. Filed as Exhibit
                    4.3 to DCS's Current Report on Form 8K dated November 7, 2002 and incorporated herein by reference.

   99.1 Annual Servicer's Certificate for the year ended December 31, 2002, and Independent Accountant's Report.

   99.2 Monthly Servicer Report for the Trust for December 2002 setting forth information as of year-end 2002.